Form 10-K
period 1999-12-31
PAINEWEBBER MORT ACCEPT CORP IV EMPIRE FUNDING 1999-1
filed 2000-03-31
CIK 1085681

SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C.  20549

                                                      FORM 10-K



                                    Pursuant to Section 13 or 15(d) of the
                                        Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1999

_______________________________      or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
                    Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number              333-61785

                  PAINE WEBBER MORTGAGE ACCEPTANCE CORPORATION IV
(Exact name of registrant as specified in its charter)

              New Delaware                            06-1204982
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

1285 Avenue of the Americas
New York, New York                                                      10019

(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code:            (212) 713-2000

                  Securities registered pursuant to Section 12(b) of the Act
                        NONE
                  Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   X  Yes              No


                                                     PART I

Item 2.  Properties
                  Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
                     There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters
                  There were 23 participants in the DTC system holding positions in the Cede certificates.
 The following were Noteholders and Certificateholders of record as of the end of the reporting year.
    Empire Funding Home Loan Owner Trust, Home Loan Asset Backed Notes
                  Series 1999-1 Class A-1             Cede & Co.
                  Series 1999-1 Class A-2             Cede & Co.
                  Series 1999-1 Class A-3             Cede & Co.
                  Series 1999-1 Class A-4             Cede & Co.
                  Series 1999-1 Class A-5             Cede & Co.
                  Series 1999-1 Class M-1             Cede & Co.
                  Series 1999-1 Class M-2             Cede & Co.
                  Series 1999-1 Class B-1             Cede & Co.
                  Series 1999-1 Class B-2             Cede & Co.



                  There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
    The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers.
                  The address of Cede & Co. is:
                  Cede & Co.
                  c/o The Depository Trust Company
                  Seven Hanover Square
                  New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
    There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                  (a) 1.  Not Applicable
                        2.  Not Applicable
                        3.  Exhibits
                             99.1  Annual Summary Statement
                             99.2  Annual Statement as to Compliance.
                             99.3  Annual Independent Public
                                      Accountant's Servicing Report.

                  (b)   Reports on Form 8-K
The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated: May 25, 1999; June 25, 1999; July 26, 1999;
August 25, 1999; September 27, 1999; October 25, 1999; November 26, 1999;
December 27, 1999.



                  (c)    See (a) 3 above

                  (d)    Not Applicable



                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Funding Home Loan Owner Trust, Home Loan Asset Backed Notes,
Series 1999-1


                  /s/  Eve Kaplan, Vice President
                       US Bank



Date              March 31, 2000


                                    EXHIBIT INDEX

                  Exhibit Number    Description
                           99.1     Annual Summary Statement
                           99.2     Annual Statement of Compliance
                           99.3     Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999

Empire Funding Home Loan Owner Trust, Home Loan Asset Backed Notes,
Series 1999-1

              Summary of Aggregate Amounts or End of Year Amounts

                  Pool Balance                              228669453.03
                  Principal         Reduction*               21331113.39
                  Realized Loss                                 92156.76
                  Interest          Collections              21636231.33
                  Servicer          Fees                       781676.38
                  Indenture Trustee Fees                        12960.42
                  Owner Trustee     Fees                         2666.64
                  Empire SubservicerFees                       797858.06
                  Master Servicer   Fees                        71501.13

  * Reduction from Collections, Realized losses, and Liquidated receivables.
                  Delinquency Report             Number    Stated Principal Bal
                  30-59 days                       146        4353505.51
                  60-89 days                        41        1326372.78
                  90+ days                          69        2132089.64
                  Foreclosures                       0              0.00
                  Bankruptcies                      72        2471055.54
                  REO Properties                     0              0.00


Certificate              Balance           Interest          Principal

Class A-1                35552986.04        1780551.64       24196013.96
Class A-2                35032000.00        1273140.75              0.00
Class A-3                29161000.00        1085048.43              0.00
Class A-4                30168000.00        1188753.28              0.00
Class A-5                15890000.00         677549.60              0.00
Class M-1                28125000.00        1304875.03              0.00
Class M-2                16250000.00         845000.00              0.00
Class B-1                19375000.00        1007500.00              0.00
Class B-2                16250000.00         845000.00              0.00


       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
                  To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
                  To be supplied upon receipt by the Trustee